Form 10-Q
period 1995-09-30
JHM ACCEPTANCE CORP III
filed 1995-11-09
CIK 793951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

            [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended SEPTEMBER 30, 1995

                                      OR

            [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from  to

             Commission File Number 33-11807

                          JHM ACCEPTANCE CORPORATION III
             (Exact name of registrant as specified in its charter)

                    MARYLAND                             52-1439055
          State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)             Identification No.)

     c/o EXECUTIVE OFFICES, INC., 42C READS WAY, NEW CASTLE, DE   19720
       (Address of principal executive offices)                  (Zip Code)

             Registrant's telephone number, include area code:  (302) 323-8100

             1105 NORTH MARKET STREET, SUITE 1300, WILMINGTON, DE 19899 (Former name, former address and former fiscal year if changed from last report)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
             requirements for the past 90 days.  Yes         X         No

             Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



             At November 8, 1995, the registrant had 677 shares of common stock outstanding.

                         JHM ACCEPTANCE CORPORATION III

                             INDEX TO FORM 10-Q

                       For Quarter Ended September 30, 1995

                                                                        Page
                                                                       Number

                    PART I.    FINANCIAL INFORMATION

       Item 1.   Financial Statements                                      3
                 Balance Sheets (unaudited) as of September 30, 1995
                  and March 31, 1995                                       4
                 Statements of Income (unaudited) for the three
                  months and six months ended September 30, 1995
                  and September 30, 1994                                   5
                 Statements of Cash Flows (unaudited) for the six
                  months ended September 30, 1995 and September 30, 1994   6
                 Notes to Financial Statements (unaudited)               7-8

       Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      9

                    PART II.    OTHER INFORMATION

       Item 6.   Exhibits and Reports on Form 8-K                         10

                 SIGNATURES                                               11

                           PART I.    FINANCIAL INFORMATION


          Item 1.  Financial Statements

          The financial statements included herein have been prepared by JHM Acceptance Corporation III ("JMAC III"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations, although
          JMAC III believes that the disclosures are adequate to make the information presented not misleading. In the opinion of Management, all adjustments (consisting of normal recurring adjustments) necessary to fairly present the financial position, results of operations and cash flows at September 30, 1995, and for all the periods presented have been made.

          It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in JMAC III's report on Form 10-K for the fiscal year ended March 31, 1995.

                             JHM ACCEPTANCE CORPORATION III
                                    BALANCE SHEETS
                                     (unaudited)


                                     September 30,1995       March 31,1995
                                         --------              --------

ASSETS

Cash                                      $   1,000            $   1,000
                                          ---------            ---------
Total Assets                              $   1,000             $  1,000
                                          =========            =========

STOCKHOLDER'S EQUITY

Common stock - $10 par value,
 10,000 shares authorized, 677
 shares issued and outstanding                1,000                1,000
Additional paid-in capital                    5,000                5,000
Retained deficit                             (5,000)              (5,000)
                                          ----------            ---------

Total Stockholder's Equity                    1,000                1,000
                                          ----------           ----------
Total Liabilities and
  Stockholder's Equity                    $   1,000           $    1,000
                                          ==========           ==========



The accompanying notes are an integral part of these balance sheets.


                             JHM ACCEPTANCE CORPORATION III
                                  STATEMENTS OF INCOME
                                      (unaudited)



                               For the three                 For the six
                               months ended                  months ended
                               September 30,                 September 30,
                             1995          1994           1995          1994
                          ----------    ----------     ----------    ----------
REVENUES

Interest and other
 income                   $      0      $      0       $      0     $       0
                          --------      --------       --------     ---------

Total Revenues                   0             0              0             0
                          --------      --------       --------     ---------

EXPENSES

Accounting, legal,
 administrative and
 other expenses             1,000         1,000          1,000        1,000
                         --------      --------       --------     --------
Total Expenses              1,000         1,000          1,000        1,000
                         --------      ---------      ---------    ---------
Net Loss                 $( 1,000)     $( 1,000)      $( 1,000)    $( 1,000)
                         =========     =========      =========    =========

The accompanying notes are an integral part of these statements.


                               JHM ACCEPTANCE CORPORATION III
                                 STATEMENTS OF CASH FLOWS
                                      (unaudited)

                                         For the six           For the six
                                         months ended          months ended
                                      September 30, 1995    September 30, 1994
                                      ------------------    ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                $(1,000)               $(1,000)

Adjustments to reconcile net loss
 to net cash used in operating
 activities:

Increase in accounts payable
 and accrued liabilities                         0                     0
                                          ---------             ---------
Total Adjustments                                0                     0
                                          ---------             ---------

Net Cash Used in Operating
 Activities                                 (1,000)               (1,000)
                                          ---------             ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

Capital contribution                         1,000                 1,000
                                          ---------             ---------
Net Cash Provided by Financing
 Activities                                  1,000                 1,000
                                          ---------             ---------
Net increase in cash                             0                     0
                                          ---------             ---------
Cash, beginning of period                    1,000                 1,000
                                          ---------             ----------
Cash, end of period                       $  1,000              $  1,000
                                         ==========             ===========

The accompanying notes are an integral part of these statements.

                                 JHM ACCEPTANCE CORPORATION III
                                NOTES TO FINANCIAL STATEMENTS
                                      September 30, 1995
                                          (unaudited)


Note 1.    General

The accompanying financial statements reflect the accounts of JHM Acceptance
 Corporation III ("JMAC III"). The unaudited statements as of September 30, 1995 and 1994, respectively, reflect, in the opinion of management, all adjustments (normal recurring in nature) necessary to present fairly the financial position as of September 30, 1995 and the results of operations and cash flows for the six months ended September 30, 1995 and 1994, respectively. These financial statements have been prepared by JMAC III, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although JMAC III believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in JMAC III's report on Form 10-K for the fiscal year ended March 31, 1995.

Note 2.   Organization

JHM Acceptance Corporation III was organized as a Maryland corporation on December 16, 1985. Prior to March 7, 1988, JMAC III was known as Oxford Acceptance Corporation III and from March 7, 1988 to May 24, 1988,
 JMAC III was known as Montgomery Acceptance Corporation III.

JMAC III was organized for the purpose of issuing and selling collateralized mortgage obligations ("Bonds"), other notes and obligations, and acquiring, owning, holding, and pledging Mortgage-Backed Certificates guaranteed by the Government National Mortgage Association ("GNMA Certificates"), Guaranteed Mortgage Pass-Through Certificates issued by the Federal National Mortgage Association ("FNMA Certificates"), Mortgage Participation Certificates issued by the Federal Home Loan Mortgage Corporation
 ("FHLMC Certificates") (collectively, the "Mortgage Certificates") and obligations of others which are secured by the types of instruments referred to above.

 Note 3.  Basis of Presentation

As of March 31, 1988, JMAC III had sold the residual cash flows for all outstanding series of Bonds. As a result, JMAC III currently has no sources of cash flow from operations. All cash flows from the Mortgage
 Certificates are restricted and must be paid first to the bondholders and then any excess (net of expenses) is distributed to the residual interest holders. JMAC III has no responsibility for expenses related to its remaining three series. An affiliate, also wholly owned by JCC, performs the administration for JMAC III's issuances, and has agreed to defer fees for such services to the extent that the fees exceed currently available excess cash flows.

Note 4.  Summary of Significant Accounting Policies


Income Taxes

In accordance with an informal tax sharing plan, JMAC III files a consolidated tax return with its parent, JCC. In accordance with the plan, JMAC III computes its taxes due to JCC on a separate company basis with no benefit received for net operating losses. No significant timing differences exist as of September 30, 1995. No provision for taxes has been recorded for the six months ended September 30, 1995 and September 30, 1994 due to net operating losses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

JMAC III's sources of funds with respect to its Bonds are receipts of principal and interest on the Mortgage Certificates, pledged as collateral for each series of Bonds, and the reinvestment income thereon. Management believes that these sources of funds will be sufficient to pay the Bonds in accordance with their terms. As of March 31, 1988, JMAC III had sold the residual cash flows for all of its outstanding series. As a result, JMAC III currently has (a) no sources of cash flows as all cash flows from the Mortgage Certificates are restricated and must be paid first to the bondholders and then any excess (net of expenses) is distributed to the residual interest holders; and (b) no responsibilty for expenses related to its three remaining series. An affiliate, also wholly owned by JCC, performs the administration for JMAC III's issuances, and has agreed to defer fees for such services to the extent that the fees exceed currently available excess cash flows.

At September 30, 1995, JMAC III had a remaining balance of $199,000,000 available for issuance of additional bonds from a previous shelf registration.

Results of Operations

JMAC III issued its Series A and Series C Bonds in 1986 and
 Series F in May, 1987, respectively.

Currently JMAC III has no plans for issuance of collateralized mortgage obligations. The dominance of FNMA and FHLMC as issuers of REMIC securities has reduced the opportunities for JMAC III to issue such securities.

                            JHM ACCEPTANCE CORPORATION III

                                    FORM 10-Q

                           PART II.    OTHER INFORMATION


Item 6.Exhibits and Reports on Form 8-K

          (a) Exhibits - None

          (b) No reports on Form 8-K were filed during the quarter ended September 30, 1995.

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   JHM ACCEPTANCE CORPORATION
                                          (Registrant)


 November 8, 1995                   Stephen P. Gavula
 Date                               Stephen P. Gavula
                                    Chairman of the Board of Directors
                                    and Chief Executive Officer

 November 8, 1995                   Arthur F. Trudel
 Date                               Arthur F. Trudel
                                    Senior Vice President
                                    and Chief Financial and Accounting Officer