Form 10-K
period 1996-03-31
JHM ACCEPTANCE CORP III
filed 1996-06-24
CIK 793951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549

                                  FORM 10-K

           [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended MARCH 31, 1996

                                     OR

          [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                to

          Commission File Number 33-11807

                             JHM ACCEPTANCE CORPORATION III
              (Exact name of registrant as specified in its charter)

                  MARYLAND                           52-1439055
        (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)          Identification No.)

       8300 GREENSBORO DRIVE, SUITE 970, MCLEAN, VA      22102
       (Address of principal executive offices)        (Zip Code)

       Registrant's telephone number, including area code:  703-749-8225

       c/o EXECUTIVE OFFICES, INC., 42-C READ'S WAY, NEW CASTLE, DE  19720
	       (Former address if changed from last report)

       Securities registered pursuant to Section 12(b) of the Act:  NONE

       Securities registered pursuant to Section 12(g) of the Act:  NONE

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes         X         No

      State the aggregate market value of the voting stock held by non-affiliates of the registrant: NONE

      At June 15, 1996, the registrant had 677 shares of common stock outstanding all of which were held by an affiliate.

                         JHM ACCEPTANCE CORPORATION III
                                  Form 10-K
                                March 31, 1996

                              TABLE OF CONTENTS

                                   PART I

                                                                  Page

Item 1. Business                                                   3-4
Item 2. Properties                                                   5
Item 3. Legal  Proceedings                                           5
Item 4. Submission of Matters to a Vote of Security Holders          5

                                 PART II

Item 5. Market for the Registrant's Common Equity and Related
         Stockholder Matters                                         6
Item 6. Selected Financial Data                                      7
Item 7. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         8
Item 8. Financial Statements and Supplementary Data               9-16
Item 9. Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                        17

                                 PART III

Item 10. Directors and Executive Officers of the Registrant      18-19
Item 11. Executive Compensation                                     19
Item 12. Security Ownership of Certain Beneficial Owners
          and Management                                            19
Item 13. Certain Relationships and Related Transactions             20

                                 PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports
          on Form 8-K                                            21-22

Signatures                                                          23

                                 PART I


Item 1. Business

JHM Acceptance Corporation III ("JMAC III") was organized as a Maryland corporation on December 16, 1985. JMAC III is a limited-purpose financing corporation organized to issue and sell bonds, notes and obligations and to acquire, own, hold and pledge mortgage-backed certificates ("Mortgage Certificates") issued and guaranteed as to principal and interest by the Government National Mortgage Association, the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and obligations of others which are secured by these types of instruments, mortgages and other mortgage-related collateral.

JMAC III filed a Registration Statement with the Securities and Exchange Commission which became effective March 31, 1986, registering its collateralized mortgage obligations ("Bonds") in the aggregate principal amount of $1.0 billion. Between June 30, 1986 and October 30, 1986, JMAC III issued its Series A, Series B and Series C Bonds, totaling $450,000,000 secured by Mortgage Certificates with a similar aggregate principal amount. On February 6, 1987, JMAC III filed an additional bridge shelf registration providing for the issuance of up to $850,000,000 aggregate principal amount of Bonds.

During 1987, JMAC III issued its Series D and Series E Bonds totaling $800,828,000 collateralized by Mortgage Certificates with an aggregate principal amount of approximately $800,000,000. JMAC III sold its entire interest in the future economic benefit in the Mortgage Certificates securing the Series D and E Bonds for $32,200,000 simultaneously with the sale of the Bonds.

JMAC III's Series F Bonds were also issued in 1987 in the aggregate principal amount of $400,100,000 collateralized by Mortgage Certificates having an aggregate principal balance of approximately $400,000,000. During 1987, JMAC III sold the residual cash flow streams related to its Series A, Series B, Series C and Series F Bonds for approximately $8,438,000, net of sales expenses.

During 1988, all of the issued and outstanding capital stock of JMAC III was purchased by JDS Capital Corporation, formerly known as JHM Capital Corporation ("JCC") as part of an overall transaction involving the purchase of several corporations by JCC. Of the purchase price, $1,000 was allocated to JMAC III based upon the perceived value of its underlying assets and liabilities.

Each series of JMAC III's Bonds is secured by collateral consisting of Mortgage Certificates pledged in connection with such Bond series. The collateral for each series is pledged with a trustee on behalf of the holders of the Bonds of each series and is not available for payment of Bonds of any other series or any other liabilities of JMAC III. Management believes that distributions on the Mortgage Certificates pledged as collateral for each series of Bonds issued by JMAC III will be sufficient to pay the Bonds in accordance with their terms. The Bonds are rated "AAA" by Standard & Poor's Corporation.

JDS Financial Services Corporation ("JFSC"), a wholly-owned subsidiary of JCC provides management, administrative, and investment services to JMAC III under an administration agreement ("Administration Agreement").

The principal business of JFSC is the management and structuring of the mortgage-backed securities and related transactions for JMAC III, its affiliates and third party customers. Pursuant to the Administration Agreement, JFSC will provide management, administrative and investment services to JMAC III. JMAC III does not have any employees.

JMAC III had been active in the issuance of arbitrage collateralized mortgage obligations. However, numerous other well-known national financing and investment banking companies issue arbitrage collateralized mortgage obligations. In addition, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation have become the dominant issuers of collateralized mortgage obligations. These companies and agencies offer intense competition in the business and many are much larger in size and have greater financial resources than JMAC III. However, JMAC III expects that it may issue additional series of Bonds.

Item 2. Properties

JMAC III does not own any real property for use in connection with its operations.

Item 3. Legal Proceedings

Inapplicable.

Item 4. Submission of Matters to a Vote of Security Holders

Inapplicable.

                                PART II


Item 5. Market for the Registrant's Common Equity and Related Stockholder
         Matters

(a) Market Information

No public trading market exists for the common stock of JMAC III

(b) Holders

As of June 15, 1996, all the common stock of JMAC III was owned by one stockholder.

(c) Dividends

No dividends have been declared or paid for the year ended March 31, 1996.

Item 6.	Selected Financial Data

The selected financial data of the Registrant set forth below should be read in conjunction with the Registrant's financial statements and the notes thereto included in Item 8 in the Registrant's Form 10-K.

                                         Income Statement Data

                  For the      For the      For the      For the      For the
                 year ended   year ended   year ended   year ended   year ended
                  March 31,    March 31,    March 31,    March 31,    March 31,
                    1996         1995         1994         1993         1992
                 ----------   ----------   ----------   ----------   ----------


Total Revenues   $       0     $      0     $      0     $       0   $       0

Net Loss            (1,000)      (1,000)           0        (1,000)     (1,000)

                                   Balance Sheet Data
                                    As of March 31,

                    1996         1995        1994         1993         1992
                 ----------    ----------  ----------   ----------  ----------

Total Assets     $   1,000     $   1,000    $  1,000    $   1,000    $   4,000

Stockholder's
 Equity	             1,000         1,000       1,000        1,000        4,000

Item 7. Management's Discussion and Analysis of Financial Condition
             and Results of Operations

Capital Resources and Liquidity

JMAC III's sources of funds with respect to its Bonds are receipts of principal and interest on the Mortgage Certificates, pledged as collateral for each series of Bonds, and the reinvestment income thereon. Management believes that these sources of funds will be sufficient to pay the Bonds in accordance with their terms. As of March 31, 1988, JMAC III had sold the residual cash flows for all of its outstanding series. As a result, JMAC III currently has
(a) no sources of cash flow from operations as all cash flows from the Mortgage Certificates are restricted and must be paid first to the bondholders and then any excess (net of expenses) is distributed to the residual interest holders; and (b) no responsibility for expenses related to its three remaining series. As a consequence, in accordance with the guidance given by the Emerging Issues Task Force in Issue No. 89-4, "Accounting for a Purchased Investment in a Collateralized Mortgage Obligation Instrument", such issuances are not consolidated by JMAC III. In connection with the subsequent sales of the residual cash flow streams of its Series A, Series, B, Series C and Series F Bonds, JMAC III recorded the net proceeds as sales after deducting sales expenses. Additionally, residual interests resulting from the issuance of Series D and Series E were sold simultaneously with the related bond issuance and treated as sales.

At March 31, 1996 JMAC III had a remaining balance available for issuance of additional bonds of $199,000,000 from previous shelf registrations.

Results of Operations

JMAC III executes arbitrage collateralized mortgage obligations and simultaneously or subsequently sells the residual cash flows created by these transactions. JMAC III issued its Series A, Series B and Series C Bonds in 1986 and Series D, Series E and Series F in February 1987, April 1987 and
May 1987, respectively.

Effects of Inflation

The level of inflation that our economy experiences will affect the amount of interest charged on fixed-rate mortgages similar to those underlying the Mortgage Certificates used to secure the Bonds. Generally, when interest rates on fixed-rate mortgages are above the level charged on the underlying mortgages securing the Bonds, prepayments will be slower, while when interest rates are below the level of the underlying mortgages securing the Bonds, prepayments will be faster due to refinancing of the underlying mortgages.
In no case would the level of scheduled payments on the underlying mortgages extend the maturity of the Bonds beyond the stated maturity, but the level of prepayments could result in one or more classes of Bonds being paid in full prior to their stated maturity.

Item 8.	Financial Statements and Supplementary Data

                           INDEX TO FINANCIAL STATEMENTS


                                                                        Page
                                                                        ----
JHM Acceptance Corporation III

Report of Independent Public Accountants                                 10
Balance Sheets as of March 31, 1996 and March 31, 1995                   11
Statements of Loss for the Years Ended March 31, 1996,
  March 31, 1995 and March 31, 1994                                      12
Statements of Changes in Stockholder's Equity for the
  Years Ended March 31, 1996, March 31, 1995
  and March 31, 1994                                                     13
Statements of Cash Flows for the Years Ended
  March 31, 1996, March 31, 1995 and March 31, 1994                      14
Notes to Financial Statements                                         15-16

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
JHM Acceptance Corporation III:

We have audited the accompanying balance sheets of JHM Acceptance
Corporation III(the "Company," a Maryland corporation and a wholly owned subsidiary of JDS Capital Corporation) as of March 31, 1996 and 1995, and the related statements of loss, changes in stockholder's equity and cash flows for each of the three years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JHM Acceptance Corporation III as of March 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles.


                                     Arthur Andersen LLP

Washington, D.C.,
June 7, 1996

                          JHM ACCEPTANCE CORPORATION III
                                BALANCE SHEETS
                         As of March 31, 1996 and 1995
                                             1996                  1995
                                         -----------           ----------

ASSETS

Cash                                     $    1,000            $    1,000
                                         ----------            ----------
Total Assets                                  1,000                 1,000

STOCKHOLDER'S EQUITY

Common stock - $10 par value,
 10,000 shares authorized, 677 shares
 issued and outstanding                       1,000                 1,000
Additional paid-in capital                    5,000                 4,000
Retained deficit                             (5,000)               (4,000)
                                         ----------            ----------
Total Stockholder's Equity                    1,000                 1,000
                                         ----------            ----------
Total Liabilities and
 Stockholder's Equity                    $    1,000            $    1,000

The accompanying notes are an integral part to these statements.

                             JHM ACCEPTANCE CORPORATION III
                                  STATEMENTS OF LOSS
                    For the Years Ended March 31, 1996, 1995 and 1994

                              1996            1995             1994
                          ------------     ------------     ------------

REVENUES

Interest and other income  $       0       $       0        $       0

Total revenues                     0               0                0
                           ---------       ---------        ---------
EXPENSES

Accounting, legal,
 administrative and
 other expenses                1,000           1,000                0
                           ---------       ---------        ---------
Total expenses                 1,000           1,000                0
                           ---------       ---------        ---------
Net loss                   $  (1,000)      $  (1,000)       $       0

The accompanying notes are an integral part of these statements.

                            JHM ACCEPTANCE CORPORATION III
                  STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                 For the Years Ended March 31, 1996, 1995 and 1994

                                          Additional
                              Common       Paid-In      Retained
                              Stock        Capital      Deficit       Total
                              -------   -----------  ------------  ----------
Balance, March 31, 1993       $ 1,000    $  3,000    $   (3,000)   $   1,000

Net loss                            0           0             0            0
                              -------   ---------     ---------    ---------
Balance, March 31, 1994         1,000       3,000        (3,000)       1,000

Capital contribution                0       1,000             0        1,000

Net loss                            0           0        (1,000)      (1,000)
                              -------   ---------     ---------    ---------
Balance, March 31, 1995         1,000       4,000        (4,000)       1,000

Capital contribution                0       1,000              0       1,000

Net loss                            0          0          (1,000)     (1,000)
                              -------   ----------    ----------    --------
Balance, March 31, 1996       $ 1,000       $5,000       $(5,000)     $1,000

The accompanying notes are an integral part of these statements.

                            JHM ACCEPTANCE CORPORATION III
                              STATEMENTS OF CASH FLOWS
                 For the Years Ended March 31, 1996, 1995 and 1994

                                        1996            1995         1994
                                    ------------   ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                            $    (1,000)   $    (1,000)   $         0
                                    -----------    -----------    -----------
Net cash used in operating
  activities                             (1,000)         (1,000)            0
                                    -----------     -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

Capital contribution                $     1,000     $     1,000   $         0
                                    -----------     -----------   -----------
Net cash provided by financing
  activities                              1,000           1,000             0
                                    -----------     -----------   -----------
Net increase in cash                          0               0             0

Cash, beginning of period                 1,000           1,000         1,000
                                    -----------     -----------   -----------
Cash, end of period                 $     1,000    $      1,000   $     1,000

The accompanying notes are an integral part of these statements.

                            JHM ACCEPTANCE CORPORATION III
                            NOTES TO FINANCIAL STATEMENTS
                            As of March 31, 1996 and 1995


Note 1. Organization

JHM Acceptance Corporation III ("JMAC III") was organized as a Maryland corporation on December 16, 1985. JMAC III was organized for the purpose of issuing and selling collateralized mortgage obligations ("CMOs" or "Bonds"), other notes and obligations, and acquiring, owning, holding, and pledging Mortgage-Backed Certificates guaranteed by the Government National Mortgage Association ("GNMA Certificates"), Guaranteed Mortgage Pass-Through Certificates issued by the Federal National Mortgage Association ("FNMA Certificates"), Mortgage Participation Certificates issued by the Federal Home Loan Mortgage Corporation ("FHLMC Certificates")--collectively, the "Mortgage Certificates," and obligations of others that are secured by the types of instruments referred to above, mortgages and other mortgage-related collateral.

Note 2. Basis of Presentation

As of March 31, 1988, JMAC III had sold the residual cash flows for all outstanding series of Bonds. As a result, JMAC III currently has no sources of cash flows from operations. All cash flows from the Mortgage Certificates are restricted and must be paid first to the bondholders and then any excess (net of expenses) is distributed to the residual interest holders. JMAC III has no responsibility for expenses related to its remaining three series. An affiliate, also owned by JCC, performs the administration for JMAC III's issuances, and has agreed to defer fees for such services to the extent that the fees exceed currently available excess cash flows.

Based on guidance promulgated by the Emerging Issues Task Force Issue
No. 89-4, "Accounting for a Purchased Investment in a Collateralized-Mortgage Obligation Instrument," JMAC III has not consolidated the accounts of CMO issuances in which the entire interest in future economic benefits has been sold.

JMAC III had been active in the issuance of arbitrage collateralized mortgage obligations. However, numerous other well-known national financing and investment banking companies issue arbitrage collateralized-mortgage obligations. In addition, the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation have become the dominant issuers of collateralized mortgage obligations. These companies and agencies offer intense competition in the business, and many are much larger in size and have greater financial resources than JMAC III. However, JMAC III expects that it may issue an additional series of Bonds.

Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that could affect the amounts represented in the financial statements and accompanying notes. Actual results could differ from these estimates.

Note 3. Summary of Significant Accounting Policies

Income Taxes

In accordance with an informal tax-sharing plan, JMAC III files a consolidated tax return with its parent, JDS Capital Corporation (formerly JHM Capital Corporation). In accordance with the plan, JMAC III receives no benefit for net operating losses. No significant timing differences exist as of March 31, 1996. No provision for taxes has been recorded for the years ended March 31, 1996, and March 31, 1995, due to net operating losses.

Note 4.Transactions with Affiliates

JMAC III has an administration agreement (the "Administration Agreement") with JDS Financial Services Corporation ("JFSC"), a wholly owned subsidiary of JCC. Pursuant to the Administration Agreement, JFSC receives bond administration fees for the three series of Bonds. These fees are paid from cash flows accruing to the holders of the residual interests. JMAC III has no responsibility for expenses related to its three series. JFSC performs the administration for JMAC III's issuances and has agreed to defer fees for such services to the extent that the fees exceed currently available excess cash flows.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure

Inapplicable.

                                PART III


Item 10.  Directors and Executive Officers of the Registrant

The directors and executive officers of JMAC III are as follows:

Stephen P. Gavula                  Chairman of the Board of Directors
                                   and Chief Executive Officer

C. Thomas Williamson, III          President and Chief Operating Officer

Arthur F. Trudel                   Senior Vice President and Chief
                                   Financial and Accounting Officer

The ages and principal occupations, for at least the last five years, of the persons named in the foregoing table are as follows:

STEPHEN P. GAVULA (46) has been Chairman of the Board of Directors and Chief Executive Officer since February, 1988. He also serves in the same capacities for JCC, JFSC, JHM Acceptance Corporation ("JMAC") and
JHM Acceptance Corporation IV ("JMAC IV"). From August, 1987 through August, 1994, Mr. Gavula served in similar capacities for JHM Mortgage Capital Corporation ("JMCC"). Prior to February, 1988, Mr. Gavula had been President and Chief Operating Officer of Oxford Mortgage Securities Corporation ("OMSC"), Oxford Acceptance Corporation ("OAC"), Oxford Acceptance Corporation III
("OAC III") and Oxford Acceptance Corporation IV ("OAC IV") since their organization. Mr. Gavula is a graduate of Fordham University.

C. THOMAS WILLIAMSON, III (43) has been President and Chief Operating Officer of JMAC III since April, 1993, and a Director and Executive Officer of JMAC III since February, 1988. He also serves in the same capacity for JCC, JFSC, JMAC and JMAC IV. From August, 1987 through August, 1994, Mr. Williamson served in similar capacities for JMCC. Prior to February, 1988, Mr. Williamson was a Vice President and Deputy General Counsel of OMSC, OAC, OAC III, OAC IV and Oxford Development Corporation ("ODC"). Prior to joining ODC in 1985, Mr. Williamson was a partner in the Baltimore, Maryland law firm of Klein, Aluisi
& Williamson, and prior thereto, was an associate with Venable, Baetjer & Howard. Mr. Williamson received a B.A. degree from The Johns Hopkins
University and a J.D. from the Washington University School of Law.

ARTHUR F. TRUDEL (47) has been Senior Vice President and Chief Financial and Accounting Officer of JMAC III since June, 1989. He serves in the same capacity for JCC, JFSC, JMAC and JMAC IV. From October, 1988 to June, 1989, he was a Vice President of the above entities. From October, 1988 through August, 1994, Mr. Trudel served in similar capacities for JMCC. Prior to October, 1988, Mr. Trudel was Vice President and Controller of Dart Group Corporation. Prior to joining Dart Group Corporation in April, 1985
Mr. Trudel was Vice President and Controller of a division of Melville Corporation from 1979 through April, 1985. Prior to that, he practiced with Coopers & Lybrand. Mr. Trudel is a graduate of Georgetown University. He is a certified public accountant.

All directors and executive officers of JMAC III will serve in their respective positions until successors are chosen.

(d) Family relationships.  Inapplicable.

(f) Involvement in Certain Legal Proceedings.  Inapplicable.

(g) Promoter and Control Persons.  Inapplicable.

Item 11.Executive Compensation

Directors and officers do not receive any remuneration from JMAC III. JMAC III has entered into an Administration Agreement with JFSC whereby JFSC will provide management, administrative and investment services to JMAC III.

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a) Security Ownership of Certain Beneficial Owners; and,

(b) Security Ownership of Management

                  Name and Address        Amount and Nature of
 Title of Class     of Owner              Beneficial Ownership      % of Class

 Common Stock   JDS Capital Corporation       677 Shares               100%
                Executive Offices, Inc.
                42C Read's Way
                New Castle, Delaware  19720

(c) Changes in Control

On September 29, 1995, JCC redeemed a 61% ownership interest in the outstanding equity interests of JCC. As a result of this redemption, Stephen P. Gavula is the owner of 68.75% of the outstanding equity interests of JCC. Prior to this redemption, John Hancock Freedom Securities Corporation owned 61% of the outstanding equity interests of JCC.

Item 13. Certain Relationships and Related Transactions

(a)  Transactions with Management and Others:

     Inapplicable.

(b)  Certain Business Relationships:

     Inapplicable.

(c)  Indebtedness of Management:

     Inapplicable.

(d)  Transactions with Promoters:

     Inapplicable.

                                  PART IV

Item 14.Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)  Financial Statements:

        See the index to Financial Statements on page 9 for a list of all financial statements filed as required by Item 8 of this report.

   (2)  Financial Statement Schedules:

        Financial Statement Schedules are omitted because the required information is inapplicable, or it is in the financial statements or notes thereto.

   (3)  Exhibits:

   3.1 Articles of Incorporation of Registrant (incorporated by reference to Exhibit 3(a) to Registrant's Registration Statement on Form S-11
        (No. 33-2416) filed with the Commission on December 24, 1985)

   3.2 Articles of Incorporation of Registrant (incorporated by reference to Exhibit 3(a) to Registrant's Registration Statement on Form S-11
        (No. 33-2416) filed with the Commission on March 26, 1986)

   3.3 By-laws of Registrant (incorporated by reference to Exhibit 3(b) Registrant's Registration Statement on Form S-11 (No. 33-2416) filed with the Commission on December 24, 1985)

   4.1 Form of Indenture (incorporated by reference to Exhibit 4(a) to Amendment No. 2 to Registration Statement on Form S-11 (No. 33-2416) filed with the Commission on December 24, 1985)

  4.2 Form of Indenture (incorporated by reference to Exhibit 4(a) to Amendment No. 2 to Registration Statement on Form S-11 (No. 33-2416) filed with the Commission on March 26, 1986)

  4.3 Form of Indenture Supplement between Registrant and Trustee (incorporated by reference to Exhibit 4(b) to Registrant's Registration Statement on Form S-11 (No. 33-2416) filed with the Commission on February 26, 1986)

  4.4 Form of Guaranty Agreement with Respect to Single-Family (Level Payment) Mortgage-Backed Certificates between Servicer and GNMA (incorporated by reference to Exhibit 4(c) to Registrant's Registration Statement on Form S-11 (No. 33-2416) filed with the Commission on December 24, 1985)

  4.5 Form of Guaranty Agreement with Respect to Graduated Payment Mortgage-Backed Certificates between Servicer and GNMA (incorporated by reference to Exhibit 4(d) to Registrant's Registration Statement on Form S-11 (No. 33-2416) filed with the Commission on December 24, 1985)

  4.6 Form of Schedule of Subscribers and GNMA II Contractual Agreement (incorporated by reference to Exhibit 4(e) to Registrant's Registration Statement on Form S-11 (No. 33-2416) filed with the Commission on December 24, 1985)

  4.7 Trust Indenture of Federal National Mortgage Association and Sixth Supplemental Indenture thereto (incorporated by reference to Exhibit 3(a) to Registrant's Registration Statement on Form S-11
        (No. 33-2416) filed with the Commission on December 24, 1985)

   4.8 Form of Indenture dated June 1, 1986 between the Registrant and The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K dated June 30, 1876)

   4.9 Series A Supplement to the Indenture between the Registrant and Trustee, dated June 15, 1986 (incorporated by reference to Exhibit 3 to the Registrant's Current Report on Form 8-K dated June 30,
        1986)

   4.10 Series B Supplement to the Indenture between the Registrant and Trustee, dated July 30, 1986 (incorporated by reference to Exhibit
        3 to the Registrant's Current Report on Form 8-K dated July 30, 1986)

   4.11 Series C Supplement to the Indenture between the Registrant and
        Trustee, dated October 30, 1986 (incorporated by reference to Exhibit
        3 to the Registrant's Current Report on Form 8-K dated October 30, 1986)

   4.12 Series D Supplement to the Indenture between the Registrant and Trustee, dated February 27, 1987 (incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K dated February
        27, 1987)

   4.13 Series D Supplement to the Indenture between the Registrant and] Trustee, dated February 27, 1987 (Schedule A to exhibit was illegible in previous filing) incorporated by reference to Exhibit 4(b) to the Registrant's March 31, 1987 Quarterly Report on Form 10-Q)

   4.14 Amendment No. 1, dated April 1, 1987, to the Series D Supplement to the Indenture between the Registrant and Trustee, dated February
        27, 1987 (incorporated by reference to Exhibit 4(c) to the Registrant's March 31, 1987 Quarterly Report on Form 10-Q)

   4.15 Series E Supplement to the Indenture between the Registrant and Trustee dated April 29, 1987 (incorporated by reference to Exhibit 4(d) to the Registrant's March 31, 1987 Quarterly Report on Form 10-Q)

   4.16 Series F Supplement to the Indenture between the Registrant and Trustee, dated May 28, 1987 (incorporated by reference to Exhibit 4(b) to the Registrant's Current Report on Form 8-K dated
        February 27, 1987)

  10.1  Form of Administration Agreement between Registrant and Oxford
        Mortgage Securities Corporation (incorporated by reference to Exhibit 10(a) to Registrant's Amendment No. 1 to Registration Statement on
        Form S-11 (No. 33-2416) filed with the Commission on February 26, 1986)

(b) JMAC III filed no reports on Form 8-K during the quarter ended March 31, 1996.

                                 SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           JHM ACCEPTANCE CORPORATION III
                                   Registrant





June        , 1996                   Stephen  P.  Gavula
Date                                 Stephen  P.  Gavula
                                     Chairman of the Board of Directors
                                     and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.






June        , 1996                   Stephen  P.  Gavula
Date                                 Stephen  P.  Gavula
                                     Chairman of the Board of Directors
                                     and Chief Executive Officer





June        , 1996                   C. Thomas Williamson, III
Date                                 C. Thomas Williamson, III
                                     President and Chief Operating Officer





June        , 1996                   Arthur F. Trudel
Date                                 Arthur F. Trudel
                                     Senior Vice President
                                     and Chief Financial and Accounting Officer