Form 10-Q
period 1996-09-30
JHM ACCEPTANCE CORP III
filed 1996-11-08
CIK 793951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

            [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended SEPTEMBER 30, 1996

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

         At November 8, 1996, the registrant had 677 shares of common stock outstanding.

                         JHM ACCEPTANCE CORPORATION III

                             INDEX TO FORM 10-Q

                       For Quarter Ended September 30, 1996

                                                                         Page
                                                                        Number

                         PART I.    FINANCIAL INFORMATION

       Item 1.   Financial Statements                                      3
                 Balance Sheets (unaudited) as of September 30, 1996
                  and March 31, 1996                                       4
                 Statements of Income (unaudited) for the three
                  months and six months ended September 30, 1996
                  and September 30, 1995                                   5
                 Statements of Cash Flows (unaudited) for the six
                  months ended September 30, 1996 and Septmber 30, 1995    6
                 Notes to Financial Statements (unaudited)               7-8

       Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      9

                         PART II.    OTHER INFORMATION

       Item 6.   Exhibits and Reports on Form 8-K                         10

                 SIGNATURES                                               11

                           PART I.    FINANCIAL INFORMATION


          Item 1.  Financial Statements

          The financial statements included herein have been prepared by JHM Acceptance Corporation III ("JMAC III"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations, although
          JMAC III believes that the disclosures are adequate to make the information presented not misleading.In the opinion of Management, all adjustments (consisting of normal recurring adjustments) necessary to fairly present the financial position, results of operations and cash flows at September 30, 1996, and for all the periods presented have been made.

          It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in JMAC III's report on Form 10-K for the fiscal year ended March 31, 1996.

                             JHM ACCEPTANCE CORPORATION III
                                    BALANCE SHEETS
                                     (unaudited)


                                        September 30,1996        March 31,1996
                                            ---------              ---------

ASSETS

Cash                                        $    1,000             $    1,000
                                            ----------             ----------
Total Assets                                $    1,000             $    1,000
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


                             JHM ACCEPTANCE CORPORATION III
                                  STATEMENTS OF INCOME
                                     (unaudited)




                               For the three                For the six
                               months ended                 months ended
                               September 30,                September 30,
                            1996          1995           1996          1995
                        ----------    ----------     ----------    ----------
<S
REVENUES

Interest and other
 income                $        0    $        0     $        0    $        0
                       ----------    ----------     __________    __________

Total Revenues                  0             0              0             0
                       ----------    ----------     ----------    ----------

EXPENSES

Accounting, legal,
 administrative and
 other expenses                 0          1000              0          1000
                       ----------    ----------     ----------    ----------
Total Expenses                  0          1000              0          1000
                       ----------    ----------     ----------    ----------
Net Loss               $        0    $    (1000)    $        0    $    (1000)

The accopmanying notes are an integral part of these statements.


                              JHM ACCEPTANCE CORPORATION III
                                STATEMENTS OF CASH FLOWS
                                      (unaudited)

                                          For the six          For the six
                                          months ended         months ended
                                       September 30, 1996   September 30, 1995
                                       ------------------   ------------------
<S

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                    $        0          $    (1000)

Adjustments to reconcile net loss
 to net cash used in operating
 activities:

Increase in accounts payable
 and accrued liabilities                             0                   0
                                            ----------          ----------
Total Adjustments                                    0                   0
                                            ----------          ----------
Net Cash Provided by Operating
 Activities                                          0               (1000)
                                            ----------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES:

Capital contribution                                 0                1000
                                            ----------          ----------
Net Cash Provided by Financing
 Activities                                          0                1000
                                            ----------          ----------
Net increase in cash                                 0                   0

Cash, beginning of period                        1,000               1,000
                                            ----------          ----------
Cash, end of period                         $    1,000          $    1,000
                                            ==========          ==========

The accompanying notes are an integral part of these statements.

                                JHM ACCEPTANCE CORPORATION III
                                NOTES TO FINANCIAL STATEMENTS
                                       September 30, 1996
                                           (unaudited)


Note 1.    General

The accompanying financial statements reflect the accounts of JHM Acceptance
 Corporation III ("JMAC III"). The unaudited statements as of September 30, 1996 and 1995, respectively, reflect, in the opinion of management, all adjustments (normal recurring in nature) necessary to present fairly the financial position as of September 30, 1996 and the results of operations and cash flows for the six months ended September 30, 1996 and 1995, respectively. These financial statements have been prepared by JMAC III, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although JMAC III believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in JMAC III's report on Form 10-K for the fiscal year ended March 31, 1996.

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

 Note 3.  Basis of Presentation

As of March 31, 1988, JMAC III had sold the residual cash flows for all outstanding series of Bonds. As a result, JMAC III currently has no sources of cash flow from operations. All cash flows from the Mortgage
 Certificates are restricted and must be paid first to the bondholders and then any excess (net of expenses) is distributed to the residual interest holders. JMAC III has no responsibility for expenses related to its remaining series of Bonds.

Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that could affect the amounts represented in the financial statements and accompanying notes. Actual results could differ from these estimates.

Note 4.  Summary of Significant Accounting Policies

Income Taxes

In accordance with an informal tax sharing plan, JMAC III files a consolidated tax return with its parent, JDS Capital Corporation, formerly known as JHM Capital Corporation ("JCC"). Accordingly, JMAC III computes its taxes due to JCC on a separate company basis with no benefit received for net operating losses. No significant timing differences exist as of September 30, 1996. No provision for taxes has been recorded for the six months ended September 30, 1996 and September 30, 1995 due to net operating losses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

JMAC III's sources of funds with respect to its Bonds are receipts of principal and interest on the Mortgage Certificates, pledged as collateral for each series of Bonds, and the reinvestment income thereon. Management believes that these sources of funds will be sufficient to pay the Bonds in accordance with their terms. As of March 31, 1988, JMAC III had sold the residual cash flows for all of its outstanding series. As a result, JMAC III currently has (a) no sources of cash flows as all cash flows from the Mortgage Certificates are restricated and must be paid first to the bondholders and then any excess (net of expenses) is distributed to the residual interest holders; and (b) no responsibilty for expenses related to its remaining series. An affiliate performs the administration for JMAC III's issuances.

At September 30, 1996, JMAC III had a remaining balance available for issuance of additional bonds of $199,000,000 from a previous shelf registration.

Results of Operations

JMAC III issued its Series C Bonds in 1986 and Series F in 1987.

Currently, JMAC III has no plans for issuance of collateralized mortgage obligations. The dominance of FNMA and FHLMC as issuers of REMIC securities has reduced the opportunities for JMAC III to issue such securities.

                           JHM ACCEPTANCE CORPORATION III

                                   FORM 10-Q

                           PART II.    OTHER INFORMATION


Item 6.Exhibits and Reports on Form 8-K

          (a) Exhibits - None

          (b) No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  JHM ACCEPTANCE CORPORATION III
                                          (Registrant)


November 8, 1996                     Stephen P. Gavula
 Date                                Stephen P. Gavula
                                     Chairman of the Board of Directors
                                     and Chief Executive Officer


November 8, 1996                     Arthur F. Trudel
 Date                                Arthur F. Trudel
                                     Senior Vice President
                                     and Chief Financial and Accounting Officer