Form 10-K
period 1997-03-31
JHM ACCEPTANCE CORP III
filed 1997-06-27
CIK 793951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549

                                  FORM 10-K

           [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended MARCH 31, 1997

                                     OR

          [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                to

          Commission File Number 33-11807

                             JHM ACCEPTANCE CORPORATION III
              (Exact name of registrant as specified in its charter)

                  MARYLAND                           52-1439055
        (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)          Identification No.)

       8300 GREENSBORO DRIVE, SUITE 970, MCLEAN, VA      22102
       (Address of principal executive offices)        (Zip Code)

       Registrant's telephone number, including area code:  703-749-8240

       c/o EXECUTIVE OFFICES, INC., 42-C READ'S WAY, NEW CASTLE, DE  19720
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

      At June 25, 1997, the registrant had 677 shares of common stock outstanding all of which were held by an affiliate.

                         JHM ACCEPTANCE CORPORATION III
                                  Form 10-K
                                March 31, 1997

                              TABLE OF CONTENTS

                                   PART I

                                                                  Page

Item 1. Business                                                   3-4
Item 2. Properties                                                   5
Item 3. Legal  Proceedings                                           5
Item 4. Submission of Matters to a Vote of Security Holders          5

                                 PART II

Item 5. Market for the Registrant's Common Equity and Related
         Stockholder Matters                                         6
Item 6. Selected Financial Data                                      7
Item 7. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         8
Item 8. Financial Statements and Supplementary Data               9-16
Item 9. Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                        17

                                 PART III

Item 10. Directors and Executive Officers of the Registrant         18
Item 11. Executive Compensation                                     19
Item 12. Security Ownership of Certain Beneficial Owners
          and Management                                            19
Item 13. Certain Relationships and Related Transactions             19

                                 PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports
          on Form 8-K                                            20-21

Signatures                                                          22

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

(b) Holders

As of June 25, 1997, all the common stock of JMAC III was owned by one stockholder.

(c) Dividends

No dividends have been declared or paid for the year ended March 31, 1997.

Item 6.	Selected Financial Data

The selected financial data of the Registrant set forth below should be read in conjunction with the Registrant's financial statements and the notes thereto included in Item 8 in the Registrant's Form 10-K.

                                         Income Statement Data

                  For the      For the      For the      For the      For the
                 year ended   year ended   year ended   year ended   year ended
                  March 31,    March 31,    March 31,    March 31,    March 31,
                    1997         1996         1995         1994         1993
                 ----------   ----------   ----------   ----------   ----------


Total Revenues   $       0     $      0     $      0     $       0   $       0

Net Loss                 0       (1,000)      (1,000)            0      (1,000)

                                   Balance Sheet Data
                                    As of March 31,

                    1997         1996        1995         1994         1993
                 ----------    ----------  ----------   ----------  ----------

Total Assets     $       0     $   1,000    $  1,000    $   1,000   $   1,000

Stockholder's
 Equity	                 0         1,000       1,000        1,000       1,000

Item 7. Management's Discussion and Analysis of Financial Condition
             and Results of Operations

Capital Resources and Liquidity

JMAC III's sources of funds with respect to its Bonds are receipts of principal and interest on the Mortgage Certificates, pledged as collateral for each series of Bonds, and the reinvestment income thereon. Management believes that these sources of funds will be sufficient to pay the Bonds in accordance with their terms. As of March 31, 1988, JMAC III had sold the residual cash flows for all of its outstanding series. As a result, JMAC III currently has
(a) no sources of cash flow from operations as all cash flows from the Mortgage Certificates are restricted and must be paid first to the bondholders and then any excess (net of expenses) is distributed to the residual interest holders; and (b) no responsibility for expenses related to its remaining series. As a consequence, in accordance with the guidance given by the Emerging Issues Task Force in Issue No. 89-4, "Accounting for a Purchased Investment in a Collateralized Mortgage Obligation Instrument", such issuances are not consolidated by JMAC III. In connection with the subsequent sales of the residual cash flow streams of its Series A, Series, B, Series C and Series F Bonds, JMAC III recorded the net proceeds as sales after deducting sales expenses. Additionally, residual interests resulting from the issuance of Series D and Series E were sold simultaneously with the related bond issuance and treated as sales.

At March 31, 1997 JMAC III had a remaining balance available for issuance of additional bonds of $199,000,000 from previous shelf registrations.

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

                           INDEX TO FINANCIAL STATEMENTS


                                                                        Page
                                                                        ----
JHM Acceptance Corporation III

Report of Independent Public Accountants                                 10
Balance Sheets as of March 31, 1997 and March 31, 1996                   11
Statements of Loss for the Years Ended March 31, 1997,
  March 31, 1996 and March 31, 1995                                      12
Statements of Changes in Stockholder's Equity for the
  Years Ended March 31, 1997, March 31, 1996
  and March 31, 1995                                                     13
Statements of Cash Flows for the Years Ended
  March 31, 1997, March 31, 1996 and March 31, 1995                      14
Notes to Financial Statements                                         15-16

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
JHM Acceptance Corporation III:

We have audited the accompanying balance sheets of JHM Acceptance
Corporation III (the "Company," a Maryland corporation and a wholly owned subsidiary of JDS Capital Corporation) as of March 31, 1997 and 1996, and the related statements of loss, changes in stockholder's equity and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JHM Acceptance Corporation III as of March 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.




                                     Arthur Andersen LLP

Washington, D.C.,
June 25, 1997

                          JHM ACCEPTANCE CORPORATION III
                                BALANCE SHEETS
                         As of March 31, 1997 and 1996
                                             1997                  1996
                                         -----------           ----------

ASSETS

Cash                                     $       0            $    1,000
                                         ----------            ----------
Total Assets                                     0                 1,000

STOCKHOLDER'S EQUITY

Common stock - $10 par value,
 10,000 shares authorized, 677 shares
 issued and outstanding                       1,000                 1,000
Additional paid-in capital                    5,000                 5,000
Retained deficit                             (6,000)               (5,000)
                                         ----------            ----------
Total Stockholder's Equity                        0                 1,000
                                         ----------            ----------
Total Liabilities and
 Stockholder's Equity                    $        0            $    1,000

The accompanying notes are an integral part to these statements.

                             JHM ACCEPTANCE CORPORATION III
                                  STATEMENTS OF LOSS
                    For the Years Ended March 31, 1997, 1996 and 1995

                              1997            1996             1993
                          ------------     ------------     ------------

REVENUES

Interest and other income  $       0       $       0        $       0

Total revenues                     0               0                0
                           ---------       ---------        ---------
EXPENSES

Accounting, legal,
 administrative and
 other expenses                1,000           1,000            1,000
                           ---------       ---------        ---------
Total expenses                 1,000           1,000            1,000
                           ---------       ---------        ---------
Net loss                   $  (1,000)      $  (1,000)       $  (1,000)

The accompanying notes are an integral part of these statements.

                            JHM ACCEPTANCE CORPORATION III
                  STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                 For the Years Ended March 31, 1997, 1996 and 1995

                                          Additional
                              Common       Paid-In      Retained
                              Stock        Capital      Deficit       Total
                              -------   -----------  ------------  ----------
Balance, March 31, 1994       $ 1,000    $  3,000    $   (3,000)   $   1,000

Net loss                            0       1,000        (1,000)      (1,000)
                              -------   ---------     ---------    ---------
Balance, March 31, 1995         1,000       4,000        (4,000)       1,000

Capital contribution                0       1,000             0        1,000

Net loss                            0           0        (1,000)      (1,000)
                              -------   ---------     ---------    ---------
Balance, March 31, 1996         1,000       5,000        (5,000)       1,000

Capital contribution                0           0             0            0

Net loss                            0           0        (1,000)      (1,000)
                              -------   ---------    ----------    ---------
Balance, March 31, 1997       $ 1,000    $  5,000      $ (6,000)   $       0

The accompanying notes are an integral part of these statements.

                            JHM ACCEPTANCE CORPORATION III
                              STATEMENTS OF CASH FLOWS
                 For the Years Ended March 31, 1997, 1996 and 1995

                                        1997            1996         1995
                                    ------------   ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                            $    (1,000)   $    (1,000)   $   (1,000)
Net cash used in operating
  activities                             (1.000)        (1,000)       (1,000)
                                    -----------     -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

Capital contribution                $         0     $     1,000   $    1,000
                                    -----------     -----------   -----------
Net cash provided by financing
  activities                                  0           1,000        1,000
                                    -----------     -----------   -----------
Net increase in cash                          0               0             0

Cash, beginning of period                 1,000           1,000         1,000
                                    -----------     -----------   -----------
Cash, end of period                 $         0    $      1,000   $     1,000

The accompanying notes are an integral part of these statements.

                            JHM ACCEPTANCE CORPORATION III
                            NOTES TO FINANCIAL STATEMENTS
                            As of March 31, 1997 and 1996


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

Note 2. Basis of Presentation

As of March 31, 1988, JMAC III had sold the residual cash flows for all outstanding series of Bonds. As a result, JMAC III currently has no sources of cash flows from operations. All cash flows from the Mortgage Certificates are restricted and must be paid first to the bondholders and then any excess (net of expenses) is distributed to the residual interest holders. JMAC III has no responsibility for expenses related to its remaining series. An affiliate, also owned by JCC, performs the administration for JMAC III's issuances, and has agreed to defer fees for such services to the extent that the fees exceed currently available excess cash flows.

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

Note 3. Summary of Significant Accounting Policies

Income Taxes

In accordance with an informal tax-sharing plan, JMAC III files a consolidated
tax return with its parent, JDS Capital Corporation.   In accordance with the
plan, JMAC III receives no benefit for net operating losses. No significant timing differences exist as of March 31, 1997. No provision for taxes has been recorded for the years ended March 31, 1997, and March 31, 1996, due to net operating losses.

Note 4.Transactions with Affiliates

JMAC III has an administration agreement (the "Administration Agreement") with JDS Financial Services Corporation ("JFSC"), a wholly owned subsidiary of JCC. Pursuant to the Administration Agreement, JFSC receives bond administration fees for the three series of Bonds. These fees are paid from cash flows accruing to the holders of the residual interests. JMAC III has no responsibility for expenses related to its remaining series. JFSC performs the administration for JMAC III's issuances and has agreed to defer fees for such services to the extent that the fees exceed currently available excess cash flows.

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

                                PART III


Item 10.  Directors and Executive Officers of the Registrant

The directors and executive officers of JMAC III are as follows:

Stephen P. Gavula                  Chairman of the Board of Directors
                                   and Chief Executive Officer

Carole R. Parker                   Vice President, Secretary and
                                   Chief Financial and Accounting Officer



The ages and principal occupations, for at least the last five years, of the persons named in the foregoing table are as follows:

STEPHEN P. GAVULA (47) has been Chairman of the Board of Directors and Chief Executive Officer since February, 1988. He also serves in the same capacities for JCC, JFSC and JHM Acceptance Corporation ("JMAC"). From August, 1987 through August, 1994, Mr. Gavula served in similar capacities for JHM Mortgage Capital Corporation ("JMCC"). Prior to February, 1988, Mr. Gavula had been President and Chief Operating Officer of Oxford Mortgage Securities Corporation ("OMSC"), Oxford Acceptance Corporation ("OAC"), Oxford Acceptance Corporation III ("OAC III") and Oxford Acceptance Corporation IV ("OAC IV") since their organization. Mr. Gavula is a graduate of Fordham University.

CAROLE R. PARKER (55) has been Vice President of JMAC III since April, 1988, and Secretary and Chief Financial and Accounting Officer since April, 1997. She also serves in the same capacity for JMAC and as Vice President and Secretary of JCC and JFSC. From April, 1988 through April, 1997, she served as Vice President and Assistant Secretary of the above entities. From August, 1987 through August, 1994, Mrs. Parker was Vice President and Assistant Secretary of JMCC. Prior to April, 1988, Mrs. Parker was an officer of OMSC, OAC, OAC III and OAC IV since their organization.

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

(c) Changes in Control

On March 31, 1997, JCC redeemed a 31.25% ownership interest in the outstanding equity interests of JCC. As a result of this redemption, Stephen P. Gavula is the owner of 100% of the outstanding equity interests of JCC. Prior to this redemption, Mr. Gavula owned 68.25% outstanding equity interests of JCC.

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

                           JHM ACCEPTANCE CORPORATION III
                                   Registrant





June 25, 1997                        Stephen  P.  Gavula
Date                                 Stephen  P.  Gavula
                                     Chairman of the Board of Directors
                                     and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.






June 25, 1997                        Stephen  P.  Gavula
Date                                 Stephen  P.  Gavula
                                     Chairman of the Board of Directors
                                     and Chief Executive Officer




June 25, 1997                        Carole R. Parker
Date                                 Carole R. Parker
                                     Vice President and Chief Financial
                                     and Accounting Officer