Form 10-Q
period 1997-06-30
JHM ACCEPTANCE CORP III
filed 1997-08-04
CIK 793951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

            [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended JUNE 30, 1997

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

         At August 4, 1997, the registrant had 677 shares of common stock outstanding.

                         JHM ACCEPTANCE CORPORATION III

                             INDEX TO FORM 10-Q

                       For Quarter Ended June 30, 1997

                                                                       Page
                                                                      Number

                         PART I.    FINANCIAL INFORMATION

       Item 1.   Financial Statements                                    3
                 Balance Sheets (unaudited) as of June 30, 1997
                  and March 31, 1997                                     4
                 Statements of Income (unaudited) for the three
                  months ended June 30, 1997 and June 30, 1996           5
                 Statements of Cash Flows (unaudited) for the three
                  months ended June 30, 1997 and June 30, 1996           6
                 Notes to Financial Statements (unaudited)             7-8

       Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    9

                         PART II.    OTHER INFORMATION

       Item 6.   Exhibits and Reports on Form 8-K                       10

                 SIGNATURES                                             11

                           PART I.    FINANCIAL INFORMATION


          Item 1.  Financial Statements

          The financial statements included herein have been prepared by JHM Acceptance Corporation III ("JMAC III"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations, although
          JMAC III believes that the disclosures are adequate to make the information presented not misleading.In the opinion of Management, all adjustments (consisting of normal recurring adjustments) necessary to fairly present the financial position, results of operations and cash flows at June 30, 1997, and for all the periods presented have been made.

          It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in JMAC III's report on Form 10-K for the fiscal year ended March 31, 1997.

                             JHM ACCEPTANCE CORPORATION III
                                    BALANCE SHEETS
                                     (unaudited)


                                        June 30,1997        March 31,1997
                                        -------------       -------------

ASSETS

Cash                                    $        0           $        0
                                        ----------           ----------
Total Assets                            $        0           $        0
                                        ==========           ==========

STOCKHOLDER'S EQUITY

Common stock - $10 par value,
 10,000 shares authorized, 677
 shares issued and outstanding               1,000                1,000
Additional paid-in capital                   5,000                5,000
Retained deficit                            (6,000)              (6,000)
                                        ----------           ----------
Total Stockholder's Equity                       0                    0
                                        ----------           ----------
Total Liabilities and
      Stockholder's Equity              $        0           $        0
                                        ==========           ==========

The accompanying notes are an integral part of these balance sheets.


                             JHM ACCEPTANCE CORPORATION III
                                  STATEMENTS OF INCOME
                                     (unaudited)




                                          For the three       For the three
                                          months ended        months ended
                                          June 30, 1997       June 30, 1996
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


                              JHM ACCEPTANCE CORPORATION III
                                STATEMENTS OF CASH FLOWS
                                      (unaudited)

                                              For the three       For the three
                                              months ended        months ended
                                              June 30, 1997       June 30, 1996
                                              -------------       -------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                       $        0         $        0

Adjustments to reconcile net loss
to net cash used in operating activities:

Increase in accounts payable
 and accrued liabilities                                0                  0
                                               ----------         ----------
Total Adjustments                                       0                  0
                                               ----------         ----------
Net Cash Provided by Operating Activities               0                  0
                                               ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:

Capital contribution                                    0                  0
                                               ----------         ----------
Net Cash Provided by Financing Activities               0                  0
                                               ----------         ----------
Net increase in cash                                    0                  0

Cash, beginning of period                               0              1,000
                                               ----------         ----------
Cash, end of period                            $        0         $    1,000
                                               ==========         ==========

The accompanying notes are an integral part of these statements.

                                JHM ACCEPTANCE CORPORATION III
                                NOTES TO FINANCIAL STATEMENTS
                                       June 30, 1997
                                        (unaudited)


Note 1.    General

The accompanying financial statements reflect the accounts of JHM Acceptance
 Corporation III ("JMAC III"). The unaudited statements as of June 30, 1997 and 1996, respectively, reflect, in the opinion of management, all adjustments (normal recurring in nature) necessary to present fairly the financial position as of June 30, 1997 and the results of operations and cash flows for the three months ended June 30, 1997 and 1996, respectively. These financial statements have been prepared by JMAC III, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although JMAC III believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in JMAC III's report on Form 10-K for the fiscal year ended March 31, 1997.

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

Note 4.  Summary of Significant Accounting Policies

Income Taxes

In accordance with an informal tax sharing plan, JMAC III files a consolidated tax return with its parent, JDS Capital Corporation, formerly known as JHM Capital Corporation ("JCC"). Accordingly, JMAC III computes its taxes due to JCC on a separate company basis with no benefit received for net operating losses. No significant timing differences exist as of June 30, 1997. No provision for taxes has been recorded for the three months ended June 30, 1997 and June 30, 1996 due to net operating losses.

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

At June 30, 1997, JMAC III had a remaining balance available for issuance of additional bonds of $199,000,000 from a previous shelf registration.

Results of Operations

JMAC III issued its Series C Bonds in 1986 and Series F in 1987.

Currently, JMAC III has no plans for issuance of collateralized mortgage obligations. The dominance of FNMA and FHLMC as issuers of REMIC securities has reduced the opportunities for JMAC III to issue such securities.

                           JHM ACCEPTANCE CORPORATION III

                                   FORM 10-Q

                           PART II.    OTHER INFORMATION


Item 6.Exhibits and Reports on Form 8-K

          (a) Exhibits - None

          (b) No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  JHM ACCEPTANCE CORPORATION III
                                          (Registrant)






 August 4, 1997                     Stephen P. Gavula
 Date                               Stephen P. Gavula
                                    Chairman of the Board of Directors
                                    and Chief Executive Officer







 August 4, 1997                     Carole R. Parker
 Date                               Carole R. Parker
                                    Vice President and Chief Financial
                                    and Accounting Officer